Form 10-K
period 2010-04-30
Vacation Home Swap
filed 2010-06-24
CIK 1466629

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

Vacation Home Swap, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8201

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|_|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30,2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $9,500.

TABLE OF CONTENTS

Page Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

PART I

Item 1: Business

Overview

Vacation Home Swap, Inc. was incorporated in the State of Nevada on March 31, 2009 and has a fiscal year end of April 30. We are a development-stage Company organized to enter into an Internet-based vacation home swapping company. The company plans to have a website where people can exchange homes for their holidays and travels.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $10,000 in the Company. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Over the 12 month period starting upon completion of the offering under this registration statement, Vacation Home Swap must raise capital and start its sales. The first stage of our operations over this period is to establish our office and acquire the computer and office equipment we need to begin operations during the initial 60 days after the completion of the offering under this registration statement. We believe that it will cost $8,000 to buy and secure the necessary computer equipment. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

The second stage is to hire consultants to develop the key part of the business: create the website. Our Company`s website will include links to maps, weather information, country habits, local services and stores, community information, information about neighbourhood and special events. Concurrently we intend to purchase a software system to comply with our needs, which the client can add home pictures, videos from his home, indicate through a link the local services and stores nearby, and create an internal inbox for messages received/sent. We believe that it will cost $15,000 initially to have our website operational. The initial operation of the website is anticipated to be ready in 120 days of the completion of the offering under this registration statement.

The last stage is our Marketing and Sales campaign. We intend to include advertisements in travel and home design magazine and various Internet search engines; and promote and sell ads into our website along famous coffee shops, outlets, restaurants and bars, technology companies and airline companies. We believe that marketing and sales campaign will cost up to $45,000. We expect to be fully operational within 180 days of the completion of the offering under this registration statement.

The Company will incur additional expenses by becoming a reporting issuer; the Company’s net proceeds would first be allocated to keep the company current in its Security and Exchange commission obligations. The Company may to amend its use of proceeds if it does not raise at least 75% of the funds anticipated in this offering.  The company feels that a minimum of $12,000 would be required over a 12-month period to meet its reporting obligations. The company’s president has stated that he would lend the company money to maintain its reporting status if required but there is no written contract between the company and the president and there can be no assurance that the president will lend the company funds if required.

Marketing is anticipated to be an ongoing matter that will continue during the life of our operations.

As of April 30, 2010 the Company has not raised any amount in cash to initiate its business plan through the sale of its common stock.   If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2010 the Company had no active shareholders.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our April 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2010 Audited Financial Statements - Auditors Report.”

As of April 30, 2010, Vacation Home Swap had $66 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Vacation Home Swap is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Vacation Home Swap having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Vacation Home Swap is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Vacation Home Swap cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Vacation Home Swap common stock would lose all of their investment.

The development and marketing of our services will star over the next 12 months. Vacation Home Swap does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended April 30, 2010.  As of the fiscal year ended April 30, 2010 we had $66 of cash on hand in the bank. We incurred operating expenses in the amount of $23,152 in the fiscal year ended April 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $24,352.

Vacation Home Swap has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The officer and director, Donald MacDow has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

VACATION HOME SWAP, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010

AUDITED

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.

(A Development Stage Company)

 BALANCE SHEETS

	April 30, 2010	April 30, 2009

ASSETS

CURRENT ASSETS
Cash	$66	$-
TOTAL ASSETS	$66	$-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,218	$1,200
Loan from Related Party	1,200	-
TOTAL CURRENT LIABILITIES	$14,418	$1,200

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock	10,000	10,000
Subscription Receivable	-	(10,000)
Deficit accumulated during the development stage	(24,352)	(1,200)
Total stockholder’s deficit	$(14,352)	$(1,200)
Total Liabilities and Stockholder’s Equity (Deficit)	$66	$-

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

	Year ended April 30, 2010	Period to April 30, 2009	Results of operations from March 31, 2009 (date of inception) to April 30, 2010

REVENUES
Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Office and general	$4,172	$1,200	$5,372
Professional fees	18,980	-	18,980
Total Expense	$23,152	$1,200	$24,352

NET LOSS	$(23,152)	$(1,200)	$(24,352)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (March 31, 2009) TO APRIL 30, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Founder’s Shares issued for cash at $0.001 per share on March 31, 2009	10,000,000	10,000	-	(10,000)	-	-
Net Loss for the period ended April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	10,000		(10,000)	(1,200)	(1,200)

Share Subscription Received				10,000		10,000
Net Loss for the year ended April 30, 2010	-	-	-		(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$ 10,000	$ -	$ -	$ (24,352)	$(14,352)

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended April 30, 2010	Period to April 30, 2009	Results of operations from March 31, 2009 (date of inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,152)	$ (1,200)	$ (24,352)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	12,018	1,200	13,218

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,134)	-	(11,134)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,000	10,000
Subscription Receivable	10,000	(10,000)	-
Loan from Related Party	1,200	-	1,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,200	-	11,200

NET INCREASE (DECREASE) IN CASH	66	-	66

CASH, BEGINNING OF YEAR	-	-	-

CASH, END OF YEAR	$ 66	$ -	$ 66

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Vacation Home Swap, Inc. (“Vacation Home Swap, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on March 31, 2009 and established a fiscal year end of April 30. We are a development-stage Company organized to enter into an Internet based vacation home swapping company. The company will have a website where people can exchange homes for their holidays and travels.

Vacation Home Swap will compete with other Internet based exchanging companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC No. 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.

Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In  February  2010,  the FASB issued  Accounting  Standards  Update  ("ASU") No.2010-09,  "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU2010-09"),  which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and  did  not  have a  significant  impact  on the  Company's  financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of April 30, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825-10-50 and ASC 270-10-50,,, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of April 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2010 are as follows:

April 30, 2010
Net operating loss carry forward	$ 24,352
Effective Tax rate	34%
Deferred Tax Assets	$ 8,523
Less: Valuation Allowance	(8,523)
Net deferred tax asset	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS

The amount due to the related party is $1,200, which is unsecured and non-interest bearing with no set terms of repayment.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements..

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Chang G. Park, CPA – PCAOB Practice, 2667 Camino Del Rio South Plaza B, 92108-3707, operating from their offices in San Diego, California.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer.  Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company.  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of April 30, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2010 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Donald MacDow has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Donald MacDow, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Donald MacDow	52	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Donald MacDow has held his office/position since inception of our company.

Background of Officer and Director

Donald MacDow is an entrepreneur who had been working in a retail market, for over 20 years. He has experience in business management, taking over as a regional Director for 140 stores at BiWay. In 2001, he opened Secure Product Management Inc., a close-out operation supplying the Canadian retailers with opportunity purchases from China factories.

Mr. MacDow intends to devote approximately 30% (10 hours per week) of his business time to our affairs.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Vacation Home Swap, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald MacDow, 16847 Heart Lake Rd., Caledon, Ontario L7C 2L4,Canada	9,500,000	71.4%
	All Beneficial Owners as a Group (1 person)	9,500,000	71.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. MacDow anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2010 we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits

23.1

Consent of Chang G. Park, CPA – PCAOB Practice, 2667 Camino Del Rio South Plaza B, 92108-3707

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  June 24, 2010

Exhibit 31.1

CERTIFICATION

I, Donald MacDow, certify that:

1. I have reviewed this Annual Report on Form 10-K of Vacation Home Swap, Inc. for the fiscal year ended April 30, 2010;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting  (as defined in Exchange Act  Rules 13a-15(f) and 15d-15(f))for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such internal control over financial report to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date:  June 24, 2010

/s/ Donald MacDow

------------------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the period ended April 30, 2010 of Vacation Home Swap, Inc., a Nevada corporation (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Donald MacDow, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Annual Report fully complies with the requirements of Section 13(a) or15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 24, 2010

/s/ Donald MacDow

 -------------------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director