Form 10-Q
period 2010-07-31
Vacation Home Swap, Inc.
filed 2011-01-18
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4682636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Phone (775) 321-8201
(Registrant’s telephone number, including area code)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 31, 2010 was 10,325,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2010	April 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$66	$66
TOTAL ASSETS	$66	$66

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,968	$13,218
Loans from Related Party	1,610	1,200
TOTAL CURRENT LIABILITIES	$19,578	$14,418

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares and 10,000,000 of common stock as of
July 30, 2010 and April 30, 2010	$10,325	$10,000
Additional Paid in Capital	6,175	-
Subscription Receivable	(6,500)	-
Deficit accumulated during the development stage	(29,512)	(24,352)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(19,512)	$(14,352)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$66	$66

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Results of operations
	Three months	Three months	from March 31, 2009
	ended	ended	(Date of inception) to
	July 31, 2010	July 31, 2009	July 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$1,660	$1,477	$7,052
Professional Fees	3,500	5,500	22,460
Total Expenses	$5,160	$6,977	$29,512

NET LOSS	$(5,160)	$(6,977)	$(29,512)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	10,174,457	10,000,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to July 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001 per share
on March 31, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period
ended April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02 per share on
June/July 2010	325,000	325	6,175	(6,500)		-

Net loss for the period
ended July 31, 2010	-	-	-	-	(5,160)	(5,160)

Balance, July 31, 2010	10,325,000	$10,325	$6,175	$(6,500)	$(29,512)	$(19,512)

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	March 31, 2009
	ended	ended	(inception date) to
	July 31, 2010	July 31, 2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,160)	$(6,977)	$(29,512)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$4,750	$(1,200)	$17,968

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(410)	$(8,177)	$(11,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,500	10,000	16,500
Increase in subscription receivable	(6,500)	-	(6,500)
Loan from related party	410	-	1,610
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$410	$10,000	$11,610

NET INCREASE ( DECREASE) IN CASH	$-	$1,823	$66

CASH, BEGINNING OF PERIOD	$66	$-	$-

CASH, END OF PERIOD	$66	$1,823	$66

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended July 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On April 20, 2009, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 3 - CAPITAL STOCK (continued)

In June and July 2010 the company issued 325,000 common shares @ $0.02 for subscriptions receivable of $6,500.

The Company has a total of 10,325,000 shares issued and outstanding at July 31, 2010.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Vacation Home Swap, Inc. ("Vacation Home Swap", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on March 31, 2009.  The Company is a development stage company organized to enter into an Internet-based vacation home swapping company. The company plans to have a website where people can exchange homes for their holidays and travels.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2010 we had $66 of cash on hand. We incurred operating expenses in the amount of $5,160 in the quarter ended July 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on April 8, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Vacation Home Swap is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Vacation Home Swap having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Vacation Home Swap is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Vacation Home Swap cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Vacation Home Swap common stock would lose all of their investment.

Over the 12 month period starting upon completion of the offering under this registration statement, Vacation Home Swap must raise capital and start its sales. The first stage of our operations over this period is to establish our office and acquire the computer and office equipment we need to begin operations during the initial 60 days after raising enough money to start our business. We believe that it will cost $8,000 to buy and secure the necessary computer equipment. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

The second stage is to hire consultants to develop the key part of the business: create the website. Our Company`s website will include links to maps, weather information, country habits, local services and stores, community information, information about neighbourhood and special events. Concurrently we intend to purchase a software system to comply with our needs, which the client can add home pictures, videos from his home, indicate through a link the local services and stores nearby, and create an internal inbox for messages received/sent. We believe that it will cost $15,000 initially to have our website operational. The initial operation of the website is anticipated to be ready in 120 days after raising enough money to start our business.

The last stage is our Marketing and Sales campaign. We intend to include advertisements in travel and home design magazine and various Internet search engines; and promote and sell ads into our website along famous coffee shops, outlets, restaurants and bars, technology companies and airline companies. We believe that marketing and sales campaign will cost up to $45,000. We expect to be fully operational within 180 days after raising enough money to start our business.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Capital Resources

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Donald MacDow has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. MacDow expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30 ,2010, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2010, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on June 29, 2009.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  January 18, 2011.