Form 10-Q
period 2010-10-31
Vacation Home Swap, Inc.
filed 2011-01-31
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 31, 2011 was 10,325,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2010	April 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$109	$66
TOTAL ASSETS	$109	$66

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,300	$13,218
Loans from Related Party	1,610	1,200
TOTAL CURRENT LIABILITIES	$16,910	$14,418

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares and 10,000,000 shares of common stock as of October 31and April 30,2010)	$10,325	$10,000
Additional Paid in Capital	6,175	-
Deficit accumulated during the development stage	(33,301)	(24,352)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(16,801)	$(14,352)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$109	$66

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$300	$493	$1,960	$1,456	$7,352
Professional Fees	3,500	3,500	7,000	9,513	25,960
Total Expenses	$3,800	$3,993	$8,960	$10,969	$33,312
NET OPERATING LOSS	$(3,800)	$(3,993)	$(8,960)	$(10,969)	$(33,312)
OTHER INCOM (LOSS) Exchange gain (loss)	$11	$-	$11	$-	$11
NET LOSS	$(3,789)	$(3,993)	$(8,949)	$(10,969)	$(33,301)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$10,325,000	$10,000,000	10,249,728	10,000,000

The accompanying notes are an integral part of these financial statements

5 CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to October 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02
per share on June & July, 2010	325,000	325	6,175			6,500

Net loss for the period ended
October 31, 2010	-	-	-	-	(8,949)	(8,949)

Balance, October 31, 2010	10,325,000	$10,325	$6,175	$-	$(33,301)	$(16,801)

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	April 9, 2009
	ended	ended	(inception date) to
	October 31, 2010	October 31, 2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,949)	$(10,969)	$(33,301)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$2,082	$2,300	$15,300

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,867)	$(8,669)	$(18,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,500	10,000	16,500
Increase in shareholders loan	-	-	-
Loan from related party	410	-	1,610
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$6,910	$10,000	$18,110

NET INCREASE ( DECREASE) IN CASH	$43	$1,331	$109

CASH, BEGINNING OF PERIOD	$66	$-	$-

CASH, END OF PERIOD	$109	$1,331	$109

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended October 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

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

October 31, 2010

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

The Company has a total of 10,325,000 shares issued and outstanding at October 31, 2010.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2010 we had $109 of cash on hand. We incurred operating expenses in the amount of $3,800 in the quarter ended October 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30, 2010, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  January 31, 2011