Form 10-Q
period 2011-01-31
Vacation Home Swap, Inc.
filed 2011-02-11
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as February 10, 2011 was 10,325,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2011	April 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$109	$66
TOTAL ASSETS	$109	$66

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$19,100	$13,218
Loans from Related Party	1,610	1,200
TOTAL CURRENT LIABILITIES	$20,710	$14,418

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares and 10,000,000 shares of common stock as of January 31, 2011 and April 30,2010	$10,325	$10,000
Additional Paid in Capital	6,175	-
Deficit accumulated during the development stage	(37,101)	(24,352)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(20,601)	$(14,352)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$109	$66

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
Office and general	$300	$16	$2,260	$1,472	$7,652
Professional Fees	3,500	3,500	10,500	13,012	29,460
Total Expenses	$3,800	$3,516	$12,760	$14,484	$37,112
Net Operating Loss	$(3,800)	$(3,516)	$(12,760)	$(14,484)	$(37,112)
Exchange Gain/ (Loss)	$-	$-	$11	$-	$11

NET LOSS	$(3,800)	$(3,516)	$(12,749)	$(14,484)	$(37,101)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$10,325,000	$10,000,000	$10,274,819	$10,000,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to January 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001 per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02
per share on June & July, 2010	325,000	325	6,175			6,500

Net loss for the period ended
January 31, 2011	-	-	-	-	(12,749)	(12,749)

Balance, January 31, 2011	10,325,000	$10,325	$6,175	$-	$(37,101)	$(20,601)

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	April 9, 2009
	ended	ended	(inception date) to
	January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,749)	$(14,484)	$(37,101)
Adjustment to reconcile net loss to net cash
used in operating activities Increase (decrease) in accrued expenses	$5,882	$3,800	$19,100
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,867)	$(10,684)	$(18,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,500	10,000	16,500
Increase in shareholders loan	-	-	-
Loan from related party	410	1,200	1,610
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,910	$11,200	$18,110

NET INCREASE ( DECREASE) IN CASH	$43	$516	$109

CASH, BEGINNING OF PERIOD	$66	$-	$-
CASH, END OF PERIOD	$109	$516	$109

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

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

January 31, 2011

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

The Company has a total of 10,325,000 shares issued and outstanding at January 31, 2011.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended January 31, 2011 we had $109 of cash on hand. We incurred operating expenses in the amount of $3,800 in the quarter ended January 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  February 11, 2011