Form 10-K
period 2011-04-30
Vacation Home Swap, Inc.
filed 2011-07-29
CIK 1466629

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

Vacation Home Swap, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8201

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30,2011, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,500.

TABLE OF CONTENTS

Page Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

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

The second stage is to hire consultants to develop the key part of the business: create the website. Our Company`s wentaoebsite will include links to maps, weather information, country habits, local services and stores, community information, information about neighbourhood and special events. Concurrently we intend to purchase a software system to comply with our needs, which the client can add home pictures, videos from his home, indicate through a link the local services and stores nearby, and create an internal inbox for messages received/sent. We believe that it will cost $15,000 initially to have our website operational. The initial operation of the website is anticipated to be ready in 120 days after raising enough money to start our business.

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2011 the Company had thirty two (32) active shareholders.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our April 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2011 Audited Financial Statements - Auditors Report.”

As of April 30, 2011, Vacation Home Swap had $401 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended April 30, 2011.  As of the fiscal year ended April 30, 2011 we had $401 of cash on hand in the bank. We incurred operating expenses in the amount of $20,042 in the fiscal year ended April 30, 2011 as compared to $23,152 at April 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $44,394.

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

Item 8. Financial Statements and Supplementary Data

VACATION HOME SWAP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORP.

t4725 Mercury Street #210 tSAN DIEGO tCALIFORNIA 92111t

tTELEPHONE (858)722-5953 tFAX (858) 433-2979  tFAX (858) 764-5480

tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vacation Home Swap, Inc.

We have audited the accompanyingbalance sheets of Vacation Home Swap, Inc. (A Development Stage “Company”) as of April 30, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended April 30, 2011 and 2010, and for the period from March 31, 2009 (inception) to April 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Vacation Home Swap, Inc. as of April 30, 2011 and 2010, and the result of its operationsand its cash flows for the yearsthen ended andfor the period from March 31, 2009 (inception) to April 30, 2011in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA

July 29, 2011

San Diego, CA. 92111

VACATION HOME SWAP, INC.

(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2011	April 30, 2010

ASSETS

CURRENT ASSETS
Cash	$401	$66
Prepaid Expenses	750	-
TOTAL ASSETS	$1,151	$66

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,424	$13,218
Loans from Related Party	12,610	1,200
TOTAL CURRENT LIABILITIES	$29,034	$14,418

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares of common stock (10,000,000 shares at April 30, 2010)	$10,325	$10,000
Additional Paid in Capital	6,175	-
Deficit accumulated during the development stage	(44,383)	(24,352)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(27,883)	$(14,352)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,151	$66

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(March 31, 2009) to
	April 30, 2011	April 30, 2010	April 30, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,155	$4,172	$8,527
Professional Fees	16,888	18,980	35,868
Total Expenses	$20,042	$23,152	$44,394
Net Operating Loss	$(20,042)	$(23,152)	$(44,394)

Exchange Gain/(Loss)	$11	$-	$11

NET LOSS	$(20,031)	$(23,152)	$(44,383)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$10,287,055	$10,000,000

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to April 30, 2011

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, March 31, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001
per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02
per share on June & July, 2010	325,000	325	6,175			6,500

Net loss for the year ended
April 30, 2011	-	-	-	-	(20,031)	(20,031)

Balance, April 30, 2011	10,325,000	$10,325	$6,175	$-	$(44,383)	$(27,883)

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited

	Year	Year	March 31, 2009
	ended	ended	(inception date) to
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,031)	$(23,152)	$(44,383)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	(750)	-	(750)
Increase (decrease) in accrued expenses	$3,206	$12,017	$16,425

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(17,575)	$(11,134)	$(28,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,500	10,000	16,500
Increase in shareholders loan	-	-	-
Loan from related party	11,410	1,200	12,610
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$17,910	$11,200	$29,110

NET INCREASE ( DECREASE) IN CASH	$335	$66	$401

CASH, BEGINNING OF YEAR	$66	$-	$-

CASH, END OF YEAR	$401	$66	$401

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2011, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president (or a director or whoever) at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The provision of income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where the differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Development Stage Company

The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  The Company’s planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $27,883, an accumulated deficit of $44,383 and net loss from operations since inception of $44,383. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of April 30, 2011, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 3 – GOING CONCERN (continued)

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, 10,325,000 issued and outstanding as of April 30, 2011.  No preferred shares have been authorized or issued.

As of April 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 10, 2009, a director of the Company issued 10,000,000 shares of the common stock in cash at $0.001 per share for $10,000.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $16,424 as a loan from related parties. The loan is payable on demand and without interest.

NOTE 7 – INCOME TAXES

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 7 – INCOME TAXES (continued)

No provision was made for Federal income tax

Net operating loss carry forward	44,383
Effective Tax rate	35%
Deferred Tax Assets	15,534
Less Valuation Allowance	(15,534)
Net deferred Tax Asset	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.

The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

NOTE 8 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.  The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was March 22, 2010.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 8 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are PLS CPA, A Professional Corp., 4725 Mercury Street #210, San Diego, California, 92111, operating from their offices in San Diego, California.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of April 30, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of April 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2011 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Donald MacDow	53	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Donald MacDow, 16847 Heart Lake Rd., Caledon, Ontario L7C 2L4,Canada	10,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	10,000,000	71.4%

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2011 and we incurred approximately $10,000 and $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2011 and 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits

23.1

Consent of PLS CPA, 4725 Mercury Street #210, San Diego, California, 92111

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

101.INS***

101.SCH***         XBRL Taxonomy Extension Schema

101.CAL***         XBRL Taxonomy Extension Calculation Linkbase

101.DEF***        XBRL Taxonomy Extension Definition Linkbase

101.LAB***        XBRL Taxonomy Extension Label Linkbase

101.PRE***        XBRL Taxonomy Extension Presentation Linkbase

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***   Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended April 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  July 29, 2011