Form 10-Q
period 2011-07-31
Vacation Home Swap, Inc.
filed 2011-09-02
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as August 25, 2011 was 10,325,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2011	April 30, 2011

ASSETS

CURRENT ASSETS
Cash	$141	$401
Prepaid Expenses	588	750
TOTAL ASSETS	$729	$1,151

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,600	$16,425
Loans from Related Parties	21,224	12,610
TOTAL CURRENT LIABILITIES	$35,824	$29,035

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares of common stock	$10,325	$10,325
Additional Paid in Capital	6,175	6,175
Deficit accumulated during the development stage	(51,595)	(44,384)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(35,095)	$(27,884)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$729	$1,151

The accompanying notes are an integral part of these condensed financial statements

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(March 31, 2009) to
	July 31, 2011	July 31, 2010	July 31, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,550	$1,660	$12,077
Professional Fees	3,661	3,500	39,529
Total Expenses	$7,211	$5,160	$51,606
Net Operating Loss	$(7,211)	$(5,160)	$(51,606)

Exchange Gain/(Loss)	$-	$-	$11

NET LOSS	$(7,211)	$(5,160)	$(51,595)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$10,325,000	$10,000,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to July 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02
per share on June & July, 2010	325,000	325	6,175			6,500

Net loss for the year ended
April 30, 2011	-	-	-	-	(20,032)	(20,032)

Balance, April 30, 2011	10,325,000	$10,325	$6,175	$-	$(44,384)	$(27,884)

Net loss for the three months ended
July 31, 2011	-	-	-	-	(7,211)	(7,211)

Balance, July 31, 2011	10,325,000	$10,325	$6,175	$-	$(51,595)	$(35,095)

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	March 31, 2009
	ended	ended	(inception date) to
	July 31, 2011	July 31, 2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,211)	$(5,160)	$(51,595)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	162	-	(588)
Increase (decrease) in accrued expenses	$(1,825)	$4,750	$14,600

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,874)	$(410)	$(37,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,500
Increase in shareholders loan	-	-	-
Loan from related party	8,614	410	21,224
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$8,614	$410	$37,724

NET INCREASE ( DECREASE) IN CASH	$(260)	$-	$141

CASH, BEGINNING OF PERIOD	$401	$66	$-

CASH, END OF PERIOD	$141	$66	$141

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended July 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

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

July 31, 2011

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

The Company has a total of 10,325,000 shares issued and outstanding at July 31, 2011.

NOTE 4 - LOANS FROM RELATED PARTIES

The Company has received $21,255 as a loan from related parties. The loan is payable on demand and without interest.

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

As of the fiscal quarter ended July 31, 2011 we had $141 of cash on hand in the bank. We incurred operating expenses in the amount of $7,212 in the three month period ended July 31, 2011 as compared to $5,160 at three month period ended July 31, 2010. Since inception we have incurred operating expenses of $51,607.

The net decrease in cash provided by operating activities during the quarter ended July 31, 2011 was $(8,875) compared to a net decrease in cash and cash equivalents for the quarter ended July 31, 2010 of $(410).

The net increase in cash provided by financing activities during the quarter ended July 31, 2011 was $8,615 compared to a net increase of $410 for the quarter ended July 31, 2010.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2011 we had $141 of cash on hand. We incurred operating expenses in the amount of $7,212 in the quarter ended July 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30, 2011, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2011, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

10.1INS	XBRL Instance Document***

10.1SCH	XBRL Taxonomy Extension Schema***

10.1CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1DEF	XBRL Taxonomy Extension Definition Linkbase***

10,1LAB	XBRL Taxonomy Extension Label Linkbase***

10.1PRE	XBRL Taxonomy Extension Presentation Linkbase***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on June 29, 2009.

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  September  02, 2011