Form 10-K
period 2012-04-30
Vacation Home Swap, Inc.
filed 2012-07-12
CIK 1466629

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

Vacation Home Swap, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8201

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30,2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $16,500.

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2012 the Company had thirty two (32) active shareholders.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our April 30, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2012 Audited Financial Statements - Auditors Report.”

As of April 30, 2012, Vacation Home Swap had no cash. Management believes that additional proceeds should be raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing.

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

We did not generate any revenue during the fiscal year ended April 30, 2012.  As of the fiscal year ended April 30, 2012 we had no cash at the bank. We incurred operating expenses in the amount of $42,187 in the fiscal year ended April 30, 2012 as compared to $20,042 at April 30, 2011. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $86,581.

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

April 30, 2012

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROPESSIONAL CORP.   t4725 Mercury Street #210 tSAN DIEGO tCALIFORNIA 92111t tTELEPHONE (858)722-5953 tFAX (858) 433-2979  tFAX (858) 764-5480 tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vacation Home Swap, Inc.

We have audited the accompanyingbalance sheets of Vacation Home Swap, Inc. (A Development Stage “Company”) as of April 30, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended April 30, 2012 and 2011, and for the period from March 31, 2009 (inception) to April 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Vacation Home Swap, Inc. as of April 30, 2012 and 2011, and the result of its operationsand its cash flows for the yearsthen ended andfor the period from March 31, 2009 (inception) to April 30, 2012in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

July 11, 2012

San Diego, CA. 92111

VACATION HOME SWAP, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2012	April 30, 2011

ASSETS

CURRENT ASSETS
Cash	$-	$401
Prepaid Expenses	-	750
TOTAL ASSETS	$-	$1,151

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,346	$16,425
Loans from Related Parties	35,725	12,610
TOTAL CURRENT LIABILITIES	$70,071	$29,035

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares of common stock	$10,325	$10,325
Additional Paid in Capital	6,175	6,175
Deficit accumulated during the development stage	(86,571)	(44,384)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(70,071)	$(27,884)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$1,151

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(March 31, 2009) to
	April 30, 2012	April 30, 2011	April 30, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$19,826	$3,155	$28,373
Professional Fees	22,361	16,888	58,209
Total Expenses	$42,187	$20,042	$86,581
Net Operating Loss	$(42,187)	$(20,042)	$(86,581)

Exchange Gain/(Loss)	$-	$11	$11

NET LOSS	$(42,187)	$(20,031)	$(86,571)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	$10,325,000	$10,325,000

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to April 30, 2012

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)

Common stock issued for cash at $0.02
per share on June & July, 2010	325,000	325	6,175			6,500

Net loss for the year ended
April 30, 2011	-	-	-	-	(20,032)	(20,032)

Balance, April 30, 2011	10,325,000	$10,325	$6,175	$-	$(44,384)	$(27,884)

Net loss for the period ended
April 30, 2012	-	-	-	-	(42,187)	(42,187)

Balance, April 30, 2012	10,325,000	$10,325	$6,175	$-	$(86,571)	$(70,071)

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited

	Year	Year	March 31, 2009
	ended	ended	(inception date) to
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,187)	$(20,031)	$(86,571)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	750	(750)	-
Increase (decrease) in accrued expenses	$17,921	$3,208	$34,346

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(23,516)	$(17,574)	$(52,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,500	16,500
Loan from related party	23,115	11,410	35,725
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$23,115	$17,910	$52,225

NET INCREASE ( DECREASE) IN CASH	$(401)	$336	$(0)

CASH, BEGINNING OF YEAR	$401	$66	$-

CASH, END OF YEAR	$(0)	$401	$(0)

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2012, no advertising costs have been incurred.

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

April 30, 2012

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $70,071, an accumulated deficit of $86,571 and net loss from operations since inception of $86,571. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of April 30, 2012, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, 10,325,000 issued and outstanding as of April 30, 2012.  No preferred shares have been authorized or issued.

As of April 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 10, 2009, a director of the Company issued 10,000,000 shares of the common stock in cash at $0.001 per share for $10,000.

NOTE 6 – LOAN PAYABLE – RELATED PARTIES LOANS

As of April 30, 2012, the Company has received $35,725 as a loan from related parties. The loan is payable on demand and without interest.

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

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

NOTE 7 – INCOME TAXES (continued)

Net operating loss carry forward	86,571
Effective Tax rate	35%
Deferred Tax Assets	30,300
Less: Valuation Allowance	(30,300)
Net deferred tax asset	$ 0

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

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

NOTE 8 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

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

As of April 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of April 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2012 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Donald MacDow	54	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2012 and 2011 we incurred approximately $10,000 and $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2012 and 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

XBRL Instance Document

101.SCH***

XBRL Taxonomy Extension Schema

101.CAL***

XBRL Taxonomy Extension Calculation Linkbase

101.DEF***

XBRL Taxonomy Extension Definition Linkbase

101.LAB***

XBRL Taxonomy Extension Label Linkbase

101.PRE***

XBRL Taxonomy Extension Presentation Linkbase

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***

Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended April 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  July 12, 2012