Form 10-Q
period 2012-07-31
Vacation Home Swap, Inc.
filed 2012-09-14
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as September 14, 2012 was 10,325,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2012	April 30, 2012
		Audited

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,496	$34,346
Loans from Related Party	35,725	35,725
TOTAL CURRENT LIABILITIES	$74,221	$70,071

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,325,000 shares of common stock	$10,325	$10,325
Additional Paid in Capital	6,175	6,175
Deficit accumulated during the development stage	(90,721)	(86,571)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(74,221)	$(70,071)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(March 31, 2009) to
	July 31, 2012	July 31, 2011	July 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$650	$3,550	$29,023
Professional Fees	3,500	3,661	61,709
Total Expenses	$4,150	$7,211	$90,732
Net Operating Loss	$(4,150)	$(7,211)	$(90,732)

Exchange Gain/(Loss)	$-	$-	$11

NET LOSS	$(4,150)	$(7,211)	$(90,721)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$10,325,000	$10,325,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to July 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for
cash at $0.001 per share on April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	10,000,000	$10,000	$-	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
June 3, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	10,000,000	$10,000	$-	$-	$(24,352)	$(14,352)
Common stock issued for
cash at $0.02 per share on June/July, 2010	325,000	325	6,175			6,500

Net loss for the year ended
April 30, 2011	-	-	-	-	(20,032)	(20,032)

Balance, April 30, 2011	10,325,000	$10,325	$6,175	$-	$(44,384)	$(27,884)

Net loss for the year ended
April 30, 2012	-	-	-	-	(42,187)	(42,187)

Balance, April 30, 2012	10,325,000	$10,325	$6,175	$-	$(86,571)	$(70,071)

Net loss for the period ended
July 31, 2012	-	-	-	-	(4,150)	(4,150)

Balance, July 31, 2012	10,325,000	$10,325	$6,175	$-	$(90,721)	$(74,221)

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	March 31, 2009
	ended	ended	(inception date) to
	July 31, 2012	July 31, 2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,150)	$(7,211)	$(90,721)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	-	162	-
Increase (decrease) in accrued expenses	$4,150	$(1,825)	$38,496

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(8,874)	$(52,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,500
Loan from related party	-	8,614	35,725
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$8,614	$52,225

NET INCREASE ( DECREASE) IN CASH	$-	$(260)	$-

CASH, BEGINNING OF PERIOD	$-	$401	$-

CASH, END OF PERIOD	$-	$141	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended July 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

July 31, 2012

NOTE 3 - CAPITAL STOCK (CONTINUDED)

In June and July 2010 the company issued 325,000 common shares @ $0.02 for subscriptions receivable of $6,500.

The Company has a total of 10,325,000 shares issued and outstanding at July 31, 2012.

NOTE 4 - LOANS FROM RELATED PARTIES

The Company has received $35,725 as a loan from related parties as of July 31, 2012. The loan is repayable on demand and without interest.

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

As of the fiscal quarter ended July 31, 2012 we had no cash in the bank. We incurred operating expenses in the amount of $4,150 in the three month period ended July 31, 2012 as compared to $7,211 at three month period ended July 31, 2011. Since inception we have incurred operating expenses of $90,732.

The net decrease in cash provided by operating activities during the quarter ended July 31, 2012 was none compared to a net decrease in cash and cash equivalents for the quarter ended July 31, 2011 of $8,874.

The cash provided by financing activities during the quarter ended July 31, 2012 was none compared to $ 8,614 for the quarter ended July 31, 2011.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2012 we had no cash. We incurred operating expenses in the amount of $4,150 in the quarter ended July 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  September 14, 2012