Form 10-Q
period 2012-10-31
Vacation Home Swap, Inc.
filed 2012-12-17
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 4, 2012 was 69,920,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,446	$34,346
Loans from Related Party	35,725	35,725
TOTAL CURRENT LIABILITIES	$78,171	$70,071

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
949,900,000 shares of common stock	$949,900	$949,900
Additional Paid in Capital	(933,400)	(933,400)
Deficit accumulated during the development stage	(94,671)	(86,571)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(78,171)	$(70,071)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months ended	Three months ended	Six months ended	Six months ended	from inception (March 31, 2009) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$450	$4,320	$1,100	$7,870	$65,209
Professional Fees	3,500	3,643	7,000	7,305	29,473
Total Expenses	$3,950	$7,963	$8,100	$15,175	$94,682
Net Operating Loss	$(3,950)	$(7,963)	$(8,100)	$(15,175)	$(94,682)

Exchange Gain/(Loss)	$-	$-	$-	$-	$11

NET LOSS	$(3,950)	$(7,963)	$(8,100)	$(15,175)	$(94,671)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	$949,900,000	$949,900,000	$949,900,000	$949,900,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to October 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at
$0.001 per share on April 20, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$-	$-

Net loss for the period ended
April 30, 2009					(1,200)	(1,200)

Balance, April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$(1,200)	$(1,200)
Subscription Receivable on
October 8, 2009				10,000		10,000

Net loss for the year ended
April 30, 2010	-	-	-	-	(23,152)	(23,152)

Balance, April 30, 2010	920,000,000	$920,000	$(910,000)	$-	$(24,352)	$(14,352)
Common stock issued for cash at
$0.02 per share on June/July, 2010	29,900,000	29,900	(23,400)			6,500

Net loss for the year ended
April 30, 2011	-	-	-	-	(20,032)	(20,032)

Balance, April 30, 2011	949,900,000	$949,900	$(933,400)	$-	$(44,384)	$(27,884)

Net loss for the year ended
April 30, 2010	-	-	-	-	(42,187)	(42,187)

Balance, April 30, 2012	949,900,000	$949,900	$(933,400)	$-	$(86,571)	$(70,071)

Net loss for the period ended
October 31, 2012	-	-	-	-	(8,100)	(8,100)

Balance, October 31, 2012	949,900,000	$949,900	$(933,400)	$-	$(94,671)	$(78,171)

Note:  On November 1, 2012 the Company affected a 92 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for ninty-two post-split shares of common stock

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	March 31, 2009
	ended	ended	(inception date) to
	October 31, 2012	October 31, 2011	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,100)	$(15,175)	$(94,671)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	-	(3,175)	-
Increase (decrease) in accrued expenses	$8,100	$9,475	$42,446

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(8,875)	$(52,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,500
Loan from related party	-	8,615	35,725
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$8,615	$52,225

NET INCREASE (DECREASE) IN CASH	$-	$(260)	$-

CASH, BEGINNING OF PERIOD	$-	$401	$-

CASH, END OF PERIOD	$-	$141	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended October 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - CAPITAL STOCK

On November 1, 2012, the Company affected a 92:1 forward split of its issued and outstanding common stock and changed the number of shares of common stock authorized to 200,000,000 shares. Par value of $0.001 remains unchanged. All share numbers have been retroactively adjusted for all periods presented give effect to the 92 for 1 forward stock split.

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
8
On April 20, 2009, a director of the Company purchased 920,000,000 shares of the common stock in the Company at $0.00001 per share for $10,000.

In June and July 2010 the company issued 29,900,000 common shares @ $0.0022 for subscriptions receivable of $6,500.

On November 1, 2012, the Company increased its authorized capital from 75,000,000 common shares to 200,000,000 shares and affected a 92:1 forward split of its issued and outstanding common stock.  Par value of $0.001 remains unchanged. In the meantime, the issued and outstanding shares is 949,900,000, which is over the limit of authorized shares 200,000,000 shares.

On November 3, 2012 the company effected a redemption of 879,980,000 shares at $10 and the Company retired such 879,980,000 shares into its authorized common stock thereby reducing the total issued and outstanding shares to 69,920,000.

The Company has a total of 949,900,000 shares issued and outstanding as of October 31, 2012.

NOTE 4 - LOANS FROM RELATED PARTIES

The Company has received $35,725 as a loan from related parties as of October 31, 2012. The loan is repayable on demand and without interest.

NOTE 5 – SUBSEQUENT EVENTS

On November 1, 2012, the Company increased its authorized capital from 75,000,000 common shares to 200,000,000 shares and effected a 92:1 forward split of its issued and outstanding common stock.  Par value of $0.001 remains unchanged.

On November 3, 2012, Vacation Home Swap's majority stockholder, redeemed 879,980,000 shares of 920,000,000 shares of common stock held by him, and Vacation Home Swap retired such 879,980,000 shares into its authorized common stock thereby reducing the total issued and outstanding shares of Vacation Home Swap to 69,920,000 shares. Vacation Home Swap is not holding such shares in treasury.

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

As of the fiscal quarter ended October 31, 2012 we had no cash in the bank. We incurred operating expenses in the amount of $3,950 in the three month period ended October 31, 2012 as compared to $7,963 at three month period ended October 31, 2011. Since inception we have incurred operating expenses of $94,682.

The net decrease in cash provided by operating activities during the quarter ended October 31, 2012 was none compared to a net decrease in cash and cash equivalents for the quarter ended October 31, 2011 of $8,875.

The cash provided by financing activities during the quarter ended October 31, 2012 was none compared to $ 8,615 for the quarter ended October 31, 2011.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2012 we had no cash. We incurred operating expenses in the amount of $3,950 in the quarter ended October 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 368,000,000 of or our common stock for sale to the public.  Our registration statement became effective on April 8, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  December 17, 2012