Form 10-Q
period 2013-01-31
Vacation Home Swap, Inc.
filed 2013-03-18
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as January 31, 2013 was 69,920,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	Unaudited

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50,795	$34,346
Loans from related party	35,735	35,725
TOTAL CURRENT LIABILITIES	$86,530	$70,071

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,920,000 shares of common stock	$69,920	$949,900
Additional paid in capital	(53,430)	(933,400)
Deficit accumulated during the development stage	(103,020)	(86,571)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$(86,530)	$(70,071)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(March 31, 2009) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$4,849	$2,052	$5,949	$9,902	$34,322
Professional Fees	3,500	3,662	10,500	10,987	68,709
Total Expenses	$8,349	$5,714	$16,449	$20,889	$103,031
Net Operating Loss	$(8,349)	$(5,714)	$(16,449)	$(20,889)	$(103,031)

Exchange Gain/(Loss)	$-	$-	$-	$-	$11

NET LOSS	$(8,349)	$(5,714)	$(16,449)	$(20,889)	$(103,020)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,260,220	949,900,000	665,106,473	949,900,000

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to January 31, 2013
Unaudited
						Deficit
	Common Stock					accumulated
			Additional	Share		during the
	Number of		Paid-in	Subscription		development
	shares	Amount	Capital	Receivable		stage	Total
Common stock issued for cash at $0.001 per share on April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$		$-

Net loss for the period ended April 30, 2009						(1,200)	(1,200)
Balance, April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)		$(1,200)	$(1,200)

Subscription Receivable on October 8, 2009				10,000			10,000

Net loss for the year ended April 30, 2010						(23,152)	(23,152)
Balance, April 30, 2010	920,000,000	$920,000	$(910,000)	$-		$(24,352)	$(14,352)

Common stock issued for cash at $0.02 per share on June/July, 2010	29,900,000	29,900	(23,400)				6,500

Net loss for the year ended April 30, 2011						(20,032)	(20,032)
Balance, April 30, 2011	949,900,000	$949,900	$(933,400)	$-		$(44,384)	$(27,884)

Net loss for the year ended April 30, 2010						(42,187)	(42,187)
Balance, April 30, 2012	949,900,000	$949,900	$(933,400)	$-		$(86,571)	$(70,071)

Redemption of common stock on November 3, 2012, for $10	(879,980,000)	(879,980)	879,970				(10)

Net loss for the period ended January 31, 2013						(16,449)	(16,449)
Balance, January 31, 2013	69,920,000	$69,920	$(53,430)	$-		$(103,020)	$(86,530)

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	March 31, 2009
	ended	ended	(inception date) to
	January 31, 2013	January 31, 2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,449)	$(20,889)	$(103,020)
Adjustment to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	-	(1,263)	-
Increase (decrease) in accrued expenses	$16,449	$11,277	$50,795

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(10,875)	$(52,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$(10)	$-	$16,500
Payment of common stock buy back		-	(10)
Loan from related party	10	10,615	35,735
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$10,615	$52,225

NET INCREASE (DECREASE) IN CASH	$-	$(260)	$-

CASH, BEGINNING OF PERIOD	$-	$401	$-

CASH, END OF PERIOD	$-	$141	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended January 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

January 31, 2013

NOTE 3 - CAPITAL STOCK

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

On November 1, 2012, the Company increased its authorized capital from 75,000,000 common shares to 200,000,000 shares and affected a 92:1 forward split of its issued and outstanding common stock.  Par value of $0.001 remains unchanged. In the meantime, the issued and outstanding shares are 949,900,000, which is over the limit of authorized shares 200,000,000 shares.

On November 3, 2012 the company effected a redemption of 879,980,000 shares at $10 and the Company retired such 879,980,000 shares into its authorized common stock thereby reducing the total issued and outstanding shares to 69,920,000.

The Company has a total of 69,920,000 shares issued and outstanding at January 31, 2013.

NOTE 4 - LOANS FROM RELATED PARTIES

The Company has received $35,735 as a loan from related parties as of January 31, 2013.  The loan is repayable on demand and without interest.

NOTE 5 – SUBSEQUENT EVENTS

On February 21, 2013 the Company entered into a binding letter of intent to purchase 100% shares of Boost My Ads Ltd. for approximately 65% ownership of Vacation Home Swap Inc. Both companies boards are expected to complete due diligence within 60 days leading to a definitive agreement.

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

As of the fiscal quarter ended January 31, 2013 we had no cash in the bank. We incurred operating expenses in the amount of $8,349 in the three month period ended January 31, 2013 as compared to $5,714 at three month period ended January 31, 2012. Since inception we have incurred operating expenses of $103,031.

The net decrease in cash provided by operating activities during the quarter ended January 31, 2013 was none compared to a net decrease in cash and cash equivalents for the quarter ended January 31, 2012 of $10,875.

The cash provided by financing activities during the quarter ended January 31, 2013 was none compared to $ 10,615 for the quarter ended January 31, 2012.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended January 31, 2013 we had no cash. We incurred operating expenses in the amount of $8,349 in the quarter ended January 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  March 18, 2013