Form 10-K
period 2013-04-30
Vacation Home Swap, Inc.
filed 2013-08-06
CIK 1466629

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

Vacation Home Swap, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8201

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
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of April 30, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $69,920.

TABLE OF CONTENTS

Page Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	28

[2]

PART I

Item 1: Business

Overview

Vacation Home Swap, Inc. was incorporated in the State of Nevada on March 31, 2009 and has a fiscal year end of April 30.

On April 19, 2013, Vacation  Home Swap,  Inc., a Nevada  corporation  (the "Company")  entered into a Share Exchange  Agreement (the "Exchange  Agreement") with  Boost My Ads,  Inc.,  a company  organized  under the laws of the  British Virgin   Islands   ("Boost")   and  the   shareholders   of  Boost  (the  "Boost Shareholders").  Pursuant to the terms and conditions of the Exchange Agreement, the Boost Shareholders will voluntarily exchange all of the capital stock of Boost (collectively, the "Boost Shares") for Fifty Eight Million Six Hundred Thousand (58,600,000) shares of common stock of the Company (the "Exchange"). At the closing,   it is anticipated that the Boost   Shareholders   will own approximately 66% of the issued and outstanding shares of the Company.

Vacation Home Swap intends to enter into an Internet-based vacation home swapping company. The company plans to have a website where people can exchange homes for their holidays and travels.

Boost's goal is to provide a global marketplace for advertisers and buyers. Boost offers products and services that enable businesses to access advertising applications, which allow them to market all of their products internationally. The platform that Boost has developed uses the latest technology which provides compatibility with mobile devices.

The Exchange Agreement has been approved by the boards of directors of each of the Company and Boost.

The company is highly dependent upon the success of raising additional funds through debt financing and failure thereof would result in risk of business. However, if such financing were available, because Vacation Home Swap is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.

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

Plan of Operation

Over the 12 month period starting upon raising enough funds to start its business, Vacation Home Swap must start its sales. The first stage of our operations over this period is to establish our office

[3]

and acquire the computer and office equipment we need to begin operations during the initial 60 days after raising enough money to start our business. We believe that it will cost $8,000 to buy and secure the necessary computer equipment. We do not intend to hire employees. Our sole officer and directors will handle our administrative duties.

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

Management does not plan to hire additional employees at this time. Our President and Directors will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[4]

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

There are currently issued and outstanding 69,920,000 shares of our common stock, par value $0.001 per share ("Common Stock").  Each holder of Common Stock is entitled to one vote per share of Common Stock held on all matters to be voted on. The Company has no other securities outstanding.

As of April 30, 2013 the Company had thirty two (32) active shareholders.  The company has not paid cash dividends and has no outstanding options.

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

[5]

in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our April 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2013 Audited Financial Statements - Auditors Report.”

As of April 30, 2013, Vacation Home Swap had no cash. Management believes that additional proceeds should be raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing.

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

We did not generate any revenue during the fiscal year ended April 30, 2013.  As of the fiscal year ended April 30, 2013 we had no cash at the bank. We incurred operating expenses in the amount of $23,399 in the fiscal year ended April 30, 2013 as compared to $42,187 at April 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $109,981.

Vacation Home Swap has no current plans, preliminary or otherwise, to merge with any other entity.

[6]

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The Chief Executive Officer, William Henderson has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

[7]

VACATION HOME SWAP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2013

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

[8]

PLS CPA, A PROPESSIONAL CORP.

t4725 Mercury Street #210 tSAN DIEGO tCALIFORNIA 92111t

tTELEPHONE (858)722-5953 tFAX (858) 433-2979  tFAX (858) 764-5480

tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Vacation Home Swap, Inc.

We have audited the accompanyingbalance sheets of Vacation Home Swap, Inc. (A Development Stage “Company”) as of April 30, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended April 30, 2013 and 2012, and for the period from March 31, 2009 (inception) to April 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Vacation Home Swap, Inc. as of April 30, 2013 and 2012, and the result of its operationsand its cash flows for the yearsthen ended andfor the period from March 31, 2009 (inception) to April 30, 2013in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

August 6, 2013

San Diego, CA. 92111

[9]

VACATION HOME SWAP, INC.
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2013	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57,745	$34,346
Loans from Related Party	35,735	35,725
TOTAL CURRENT LIABILITIES	$93,480	$70,071

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,920,000 shares of common stock (949,900,000 at April 30, 2012)	$69,920	$949,900
Additional Paid in Capital	(53,430)	(933,400)
Deficit accumulated during the development stage	(109,970)	(86,571)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(93,480)	$(70,071)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

[10]

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(March 31, 2009) to
	April 30, 2013	April 30, 2012	April 30, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$7,399	$19,826	$35,772
Professional Fees	16,000	22,361	74,209
Total Expenses	$23,399	$42,187	$109,981
Net Operating Loss	$(23,399)	$(42,187)	$(109,981)

Exchange Gain/(Loss)	$-	$-	$11

NET LOSS	$(23,399)	$(42,187)	$(109,970)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	518,348,164	949,900,000

The accompanying notes are an integral part of these condensed financial statements

[11]

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to April 30, 2013

						Deficit
						accumulated
	Common Stock		Additional	Share		during the
	Number of		Paid-in	Subscription		development
	shares	Amount	Capital	Receivable		stage	Total

Common stock issued for cash at $0.001 per share on April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$		$-

Net loss for the period ended April 30, 2009						(1,200)	(1,200)
Balance, April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)		$(1,200)	$(1,200)
Subscription Receivable on October 8, 2009				10,000			10,000

Net loss for the year ended April 30, 2010						(23,152)	(23,152)
Balance, April 30, 2010	920,000,000	$920,000	$(910,000)	$-		$(24,352)	$(14,352)

Common stock issued for cash at $0.02 per share on June/July, 2010	29,900,000	29,900	(23,400)				6,500

Net loss for the year ended April 30, 2011						(20,032)	(20,032)
Balance, April 30, 2011	949,900,000	$949,900	$(933,400)	$-		$(44,384)	$(27,884)

Net loss for the year ended April 30, 2010						(42,187)	(42,187)
Balance, April 30, 2012	949,900,000	$949,900	$(933,400)	$-		$(86,571)	$(70,071)

Redemption of common stock on November 3, 2012, for $10	(879,980,000)	(879,980)	879,970				(10)

Net loss for the period ended April 30, 2013						(23,399)	(23,399)
Balance, April 30, 2013	69,920,000	$69,920	$(53,430)	$-		$(109,970)	$(93,480)

Note:  On November 1, 2012 the Company affected a 92 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for ninety-two post-split shares of common stock

The accompanying notes are an integral part of these condensed financial statements

[12]

VACATION HOME SWAP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

	Year	Year	March 31, 2009
	ended	ended	(inception date) to
	April 30, 2013	April 29, 2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,399)	$(42,187)	$(109,970)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease (increase) in prepaid expenses	-	750	-
Increase (decrease) in accrued expenses	$23,399	$17,921	$57,745

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(23,516)	$(52,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	-	16,500
Payment of common stock buy back	-	-	(10)
Loan from related party	10	23,115	35,735
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$23,115	$52,225

NET INCREASE (DECREASE) IN CASH	$-	$(401)	$-

CASH, BEGINNING OF PERIOD	$-	$401	$-

CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

[13]

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2013, no advertising costs have been incurred.

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

Income Taxes

The provision of income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where the differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $93,480, an accumulated deficit of $109,970 and net loss from operations since inception of $109,970. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 3 – GOING CONCERN (continued)

As of April 30, 2013, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000.

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

On November 1, 2012, the Company increased its authorized capital from 75,000,000 common shares to 200,000,000 shares and affected a 92:1 forward split of its issued and outstanding common stock.  Par value of $0.001 remains unchanged. In the meantime, the issued and outstanding shares were 949,900,000, which is over the limit of authorized shares 200,000,000 shares.

On November 3, 2012 the company effected a redemption of 879,980,000 shares at $10 and the Company retired such 879,980,000 shares into its authorized common stock thereby reducing the total issued and outstanding shares to 69,920,000.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 5 – CAPITAL STOCK (continued)

As of April 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

The Company has a total of 69,920,000 shares issued and outstanding as of April 30, 2013.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

As at April 30, 2013The Company has received $35,735 as a loan from related parties. The loan is payable on demand and without interest.

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

No provision was made for Federal Income tax
Net operating loss carry forward	109,970
Effective tax rate	35%
Deferred tax assets	38,490
Less: Valuation allowance	(38,490)
Net deferred tax asset	$ 0

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

April 30, 2013

NOTE 7 – INCOME TAXES (continued)

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

NOTE 9 – SUBSEQUENT EVENTS

On June 30, 2013, the Share Exchange Agreement (the “Exchange Agreement”) between Vacation Home Swap, Inc., a Nevada corporation (the “Company”), Boost My Ads, Inc., a company organized under the laws of the British Virgin Islands (“Boost”) and the shareholders of Boost (the “Boost Shareholders”) was terminated pursuant to Section 6.01 (c) of the Exchange Agreement, which stated that the Exchange Agreement shall be terminated without penalty if the voluntary share exchange was not consummated on or before June 30, 2013. There were no material relationships between the Company or its affiliates and Boost or the Boost Shareholders, other than in respect of the Exchange Agreement.

VACATION HOME SWAP, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 9 – SUBSEQUENT EVENTS (continued)

On April 24, 2013, the Company mailed an Information Statement on Schedule 14F-1 to holders of record of shares of the Company’s common stock as of April 19, 2013, in which information regarding the proposed voluntary share exchange and proposed change in management pursuant to the Exchange Agreement was disclosed. As of June 30, 2013, the Exchange Agreement has been terminated and the Information Statement is no longer applicable.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are PLS CPA, A Professional Corp., 4725 Mercury Street #210, San Diego, California, 92111, operating from their offices in San Diego, California.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of April 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of April 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2013 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As a condition to the closing of the Exchange, Mr. Donald MacDow will resign as the Company's  sole director and as President,  Secretary,  Treasurer, Chief Financial Officer and Chairman of the Board of Directors.  Effective as of the closing date, it is currently anticipated that Mr. William Henderson will be appointed as the sole director of the Company.  It is further anticipated that Mr. Williams Henderson will be appointed as the Company's  Chief  Executive Officer and Chairman of the Board of Directors,  and Ms. Minna Myotanen will be appointed Chief Financial Officer, Vice President of Finance, and Secretary.

The Board of Directors currently consists of one (1) director. The director will serve for a term of one year and until his  successor  is  elected  at the Company's annual shareholders'  meeting and is qualified,  subject to removal by the Company's  shareholders.  Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his or her successor is elected at a meeting of the Board of Directors and is qualified.

The following table sets forth certain information for the proposed incoming director and incoming officers after the forthcoming change in officers and directors.

Name	Age	Position(s)
William Henderson	47	Director, Chief Executive Officer, Chairman of the Board of Directors
Minna Myotanen	27	Chief Financial Officer, Vice President of Finance, Secretary

Background of Officer and Director

William Henderson

Mr. Henderson is a financial veteran with experience in many industries. He has structured the funding of, and partnerships for several international projects. Mr. Henderson has been the Chief Executive Officer and Chairman of BMA since December 7, 2012. Since October 2011, Mr. Henderson has been a director of Barun Gold Investments Limited, a Hong Kong company. Prior to his term with BMA, he was the Co-Founder and Chief Operating Officer of Kelston Capital Ltd. With His Royal Highness  Sheikh Khalifa Fahad  Mohammed  Al-Thani Of Doha Qatar,  an investment   company  that  focuses  on  mergers  and  acquisitions  of  in  the construction  industry.  With Kelston, Mr. Henderson was responsible for the company's overall day-to-day operations and development in the Chinese market.

From 1999 to 2010, prior to working  with  Kelston,  Mr.  Henderson  worked in private banking.

The Board  believes  that Mr.  Henderson's entity  management  skills  and business experience will help the Company to achieve its goals.

Minna Myotanen

Minna Myotanen has many years of financial administration experience.  She joined BMA on January 15, 2013.  Prior to joining BMA, she worked as a financial management consultant from May 2012 to January 2013.  Ms. Myotanen  began her career in the  banking  and  insurance  sector  working  for Danske  Capital,  a subsidiary  to Danske  Bank  Plc.,  from  April  2008 to  December  2008 and for Mandatum  Life, a subsidiary to Sampo Group Plc.,  from  September 2007 to March 2008.  During her time at Danske Capital, she worked with domestic and foreign equity, bonds, derivatives, futures and currency transactions and made value calculations.  Danske Bank shares are listed on NASDAQ OMX Copenhagen and are included in a number of Danish and international share indices.  From October 2009 to January 2012, Ms. Myotanen worked as a business controller for a startup company called Nobultec Ltd. After Nobultec was acquired by QPR Software Plc., she moved to work for the parent company.  Ms. Myotanen received her Master of Economic Sciences from the Helsinki School of Economics.

The Board believes that Ms. Myotanen's strong mergers and acquisition experience, business  development skills, and comprehensive experience in analyzing  companies will provide useful insight and guidance into the Company's financial performance, development and business.

Significant Employees

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of Vacation Home Swap, Inc.

Involvement in Legal Proceedings

Our current directors and executive officers and our incoming director and officers have not been involved in any of the following events during the past ten years:

     1.   A petition under the Federal  bankruptcy laws or any state  insolvency law was filed by or against,  or a receiver,  fiscal  agent or similar officer was  appointed by a court for the business or property of such person,  or any  partnership  in which he was a general  partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     2.   Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3.   Such person was the  subject of any order,  judgment,  or decree,  not subsequently reversed, suspended or vacated, of any court of competent jurisdiction,  permanently  or  temporarily  enjoining  him  from,  or otherwise limiting, the following activities:

          i.   Acting  as a futures  commission  merchant,  introducing  broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant,  any other person regulated by the Commodity Futures Trading Commission,  or an associated person of any of the foregoing,  or as an investment adviser,  underwriter, broker or  dealer  in  securities,  or as an  affiliated  person,

director or employee of any investment company, bank, savings and loan  association  or  insurance  company,   or  engaging  in  or continuing  any  conduct  or  practice  in  connection  with such  activity;

          ii.  Engaging in any type of business practice; or

          iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

     4.   Such  person was the  subject of any order,  judgment  or decree,  not subsequently  reversed,  suspended or vacated, of any Federal or State authority  barring,  suspending or otherwise limiting for more than 60 days the right of such person to engage in any  activity  described in paragraph  (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

     5.   Such person was found by a court of competent  jurisdiction in a civil action or by the  Commission  to have  violated  any  Federal or State securities  law,  and the  judgment in such civil action or finding by the  Commission  has not been  subsequently  reversed,  suspended,  or vacated;

     6.   Such person was found by a court of competent  jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal  commodities law, and the judgment in such civil action or finding  by the  Commodity  Futures  Trading  Commission  has not been subsequently reversed, suspended or vacated;

     7.   Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated,  relating to an alleged violation of:

          i.   Any Federal or State securities or commodities law or regulation; or

          ii.  Any  law  or  regulation  respecting  financial  institutions  or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent  cease-and-desist  order, or removal or prohibition order; or

          iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     8.   Such person was the subject of, or a party to, any  sanction or order, not   subsequently   reversed,    suspended   or   vacated,   of   any self-regulatory  organization  (as defined in Section  3(a)(26) of the Exchange  Act (15  U.S.C.  78c(a)(26))),  any  registered  entity  (as defined in Section  1(a)(29) of the  Commodity  Exchange Act (7 U.S.C. 1(a)(29))),  or  any  equivalent  exchange,   association,  entity  or organization  that has  disciplinary  authority  over its  members  or persons associated with a member.

Item 11.   Executive Compensation.

No director, officer or employee of BMA received compensation during BMA's last fiscal year.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards,  option  awards,  non-equity incentive plan compensation, or non-qualified deferred compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

	Name and Address of Beneficial Owner [1]	Shares Beneficially Owner	Percentage Beneficially Owned
Directors and Executive Officers	Donald MacDow President, Secretary, Treasurer, Director 16847 Heart Lake Rd, Caledon ON L7C 2L4	40,020,000	58.237%
	All Officers and Directors as a Group	40,020,000	58.237%
5% Shareholders	Cede & Co (Fast) P.O. Box 222 Bowling Green Station New York NY 10274	9,660,000	13.816%

(1)  Beneficial  ownership has been  determined  in  accordance  with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an  individual  or group has a right to acquire  within 60 days pursuant  to  the  exercise  of  options  or  warrants  are  deemed  to  be outstanding  for the purpose of computing the percentage  ownership of such individual  or  group,  but are not  deemed  to be  beneficially  owned and outstanding  for the purpose of computing the  percentage  ownership of any other person shown in the table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are no family relationships between any of our current directors or executive officers and the proposed Incoming Director and Incoming Officers. During our fiscal year ended April 30, 2013 and the previous fiscal year,  there were no  transactions  with related  parties  other than as noted below.  To our knowledge,  and except as set forth below, the proposed  Incoming  Directors and Incoming  Officers are not currently  directors of the Company,  do not hold any position with the Company, and have not been involved in any material proceeding adverse to the Company or its subsidiary or have a material  interest adverse to the Company or its subsidiary,  or any  transactions  with the Company or any of its directors,  executive officers,  affiliates, or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

In accordance with the proposed Exchange, the BMA Shareholders shall own approximately 66% of the issued and outstanding Common Stock of the Company. Mr. William Henderson, our Chairman,  is the  director of Barun Gold  Investments Limited,  one of the Selling  Shareholders  of Boost.  Mr.  Henderson exercises voting and dispositive control over the shares held by Barun Gold  Investments Limited, which received 34,222,500 shares of Common Stock. In addition, at the Closing of the

Exchange Transaction, Ms. Minna  Myotanen,  our Chief Financial Officer, was issued 877,500 shares of Common Stock.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

As we have not adopted a Code of Ethics, we rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our  Board  of  Directors  reviews  a  transaction  in  light  of the affiliations of the director,  officer or employee and the  affiliations of such person's immediate family.  Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our  Board  of  Directors  approves  or  ratifies  a transaction if it determines  that the  transaction is consistent  with the best interests of the Company.

DIRECTOR INDEPENDENCE

During the year ended April 30, 2012, we did not have any independent directors on our Board of Directors.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject  to some  exceptions,  these  standards  generally  provide  that a director  will not be  independent  if (a) the director is, or in the past three years has been, an employee of ours;  (b) a member of the  director's  immediate family is, or in the past three years has been,  an  executive  officer of ours; (c) the  director or a member of the  director's  immediate  family has received more  than  $120,000  per year in  direct  compensation  from us other  than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's  immediate  family is, or in the past three years has been,  employed in a  professional  capacity by our  independent public  accountants,  or has worked for such firm in any  capacity on our audit; (e) the director or a member of the  director's  immediate  family is, or in the past three years has been,  employed as an executive  officer of a company where one of our executive officers serves on the compensation  committee;  or (f) the director or a member of the director's  immediate family is an executive officer of a company that makes payments to, or receives  payments from, us in an amount which,  in any  twelve-month  period  during the past three  years,  exceeds the greater of $1,000,000 or two percent of that other company's  consolidated gross revenues.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2013 we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

101.CAL*** XBRL Taxonomy Extension Calculation Linkbase

101.DEF*** XBRL Taxonomy Extension Definition Linkbase

101.LAB*** XBRL Taxonomy Extension Label Linkbase

101.PRE*** XBRL Taxonomy Extension Presentation Linkbase

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vacation Home Swap, Inc.

/s/ William Henderson

 -------------------------------

William Henderson

Chief Executive Officer and Chairman of the Board of Directors

/s/ Minna Myotanen

 -------------------------------

Minna Myotanen

Chief Financial Officer, Vice President of Finance and Secretary

Dated:  August 06, 2013