Form 10-Q
period 2013-07-31
Vacation Home Swap, Inc.
filed 2013-09-16
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	July 31, 2013
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company[X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No|_|
The number of shares outstanding of the Registrant's Common Stock as July 31, 2013 was 69,920,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

- 3-

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,315	$57,745
Loans from Related Party	45,735	35,735
TOTAL CURRENT LIABILITIES	$114,050	$93,480
STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,920,000 shares of common stock (949,000,000 at April 30, 2013)	$69,920	$69,920
Additional Paid in Capital	(53,430)	(53,430)
Deficit accumulated during the development stage	(130,540)	(109,970)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(114,050)	$(93,480)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

- 4 -

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months ended	Three months ended	from inception (March 31, 2009) to
	July 31, 2013	July 31, 2012	July 31, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-
EXPENSES

Office and general	$17,070	$650	$52,842
Professional Fees	3,500	3,500	77,709
Total Expenses	$20,570	$4,150	$130,550
Net Operating Loss	$(20,570)	$(4,150)	$(130,550)

Exchange Gain/(Loss)	$-	$-	$11
NET LOSS	$(20,570)	$(4,150)	$(130,540)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,920,000	949,900,000

The accompanying notes are an integral part of these condensed financial statements

- 5 -

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to July 31, 2013

Unaudited

	Common Stock					Deficit
			Additional	Share		accumulated during the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable		development stage	Total

Common stock issued for cash at $0.001 per share on April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$		$-

Net loss for the period ended April 30, 2009						(1,200)	(1,200)
Balance, April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)		$(1,200)	$(1,200)

Subscription Receivable on October 8, 2009				10,000			10,000

Net loss for the year ended April 30, 2010						(23,152)	(23,152)
Balance, April 30, 2010	920,000,000	$920,000	$(910,000)	$-		$(24,352)	$(14,352)

Common stock issued for cash at $0.02 per share on June/July, 2010	29,900,000	29,900	(23,400)				6,500

Net loss for the year ended April 30, 2011						(20,032)	(20,032)
Balance, April 30, 2011	949,900,000	$949,900	$(933,400)	$-		$(44,384)	$(27,884)

Net loss for the year endedApril 30, 2012						(42,187)	(42,187)
Balance, April 30, 2012	949,900,000	$949,900	$(933,400)	$-		$(86,571)	$(70,071)

Redemption of common stock on November 3, 2012, for $10	(879,980,000)	(879,980)	879,970				(10)

Net loss for the year ended April 30, 2013						(23,399)	(23,399)
Balance, April 30, 2013	69,920,000	$69,920	$(53,430)	$-		$(109,970)	$(93,480)

Net loss for the period ended July 31, 2013						(20,570)	(20,570)
Balance, July 31, 2013	69,920,000	$69,920	$(53,430)	$-		$(130,540)	$(114,050)

The accompanying notes are an integral part of these condensed financial statements

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

			31-Mar-09
	Three months ended	Three months ended	(inception date) to
	31-Jul-13	31-Jul-12	31-Jul-13

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-20,570	$-4,150	$-130,540
Adjustment to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	$10,570	$4,150	$68,315

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-10,000	$-	$-62,225

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,500
Payment of common stock buy back	-	-	-10
Loan from related party	10,000	-	45,735
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$10,000	$-	$62,225

NET INCREASE (DECREASE) IN CASH	$-	$-	$-
CASH, BEGINNING OF PERIOD	$-	$-	$-
CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements - 7 -

VACATION HOME SWAP, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements.  The results of operations for the periods ended July 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

July 31, 2013

NOTE 3 - CAPITAL STOCK

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

The Company has a total of 69,920,000 shares issued and outstanding at July 31, 2013.

NOTE 4 - LOANS FROM RELATED PARTIES

The Company has received $45,735 as a loan from related parties as of July 31, 2013. The loan is repayable on demand and without interest.

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

As of the fiscal quarter ended July 31, 2013 we had no cash in the bank. We incurred operating expenses in the amount of $20,570 in the three month period ended July 31, 2013 as compared to $4,150 at three month period ended July 31, 2012. Since inception we have incurred operating expenses of $130,550.

The net decrease in cash provided by operating activities during the quarter ended July 31, 2013 was $10,000 compared to none for the quarter ended July 31, 2012.

The cash provided by financing activities during the quarter ended July 31, 2013 was $10,000 compared to none for the quarter ended July 31, 2012.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2013 we had no cash. We incurred operating expenses in the amount of $20,570 in the quarter ended July 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*      Included in Exhibit 31.1

**     Included in Exhibit 32.1

***  Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  September 16, 2013