Form 10-Q
period 2013-10-31
Vacation Home Swap, Inc.
filed 2013-12-20
CIK 1466629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160311

VACATION HOME SWAP, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-4682636
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 16, 2013 was 69,920,000 shares of common stock, $0.001 par value, issued and outstanding.

VACATION HOME SWAP, INC.

QUARTERLY REPORT ON FORM 10-Q

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,565	$57,745
Loans from Related Party	45,735	35,735
TOTAL CURRENT LIABILITIES	$124,300	$93,480

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,920,000 shares of common stock	$69,920	$69,920
Additional Paid in Capital	(53,430)	(53,430)
Deficit accumulated during the development stage	(140,790)	(109,970)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(124,300)	$(93,480)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements 4

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended	Cumulative results from inception (March 31, 2009)
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	to October 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$6,750	$450	$23,820	$1,100	$59,592
Professional Fees	3,500	3,500	7,000	7,000	81,209
Total Expenses	$10,250	$3,950	$30,820	$8,100	$140,800
Net Operating Loss	$(10,250)	$(3,950)	$(30,820)	$(8,100)	$(140,800)

Exchange Gain/(Loss)	$-	$-	$-	$-	$11

NET LOSS	$(10,250)	$(3,950)	$(30,820)	$(8,100)	$(140,790)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,920,000	949,900,000	69,920,000	949,900,000

The accompanying notes are an integral part of these condensed financial statements

5

VACATION HOME SWAP, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (March 31, 2009) to October 31, 2013

Unaudited
						Deficit
	Common Stock					accumulated
			Additional	Share		during the
	Number of		Paid-in	Subscription		development
	shares	Amount	Capital	Receivable		stage	Total
Common stock issued for cash at $0.001 per share on April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)	$		$-

Net loss for the period ended April 30, 2009						(1,200)	(1,200)
Balance, April 30, 2009	920,000,000	$920,000	$(910,000)	$(10,000)		$(1,200)	$(1,200)
Subscription Receivable on October 8, 2009				10,000			10,000

Net loss for the year ended April 30, 2010						(23,152)	(23,152)
Balance, April 30, 2010	920,000,000	$920,000	$(910,000)	$-		$(24,352)	$(14,352)
Common stock issued for cash at $0.02 per share on June/July, 2010	29,900,000	29,900	(23,400)				6,500

Net loss for the year ended April 30, 2011						(20,032)	(20,032)
Balance, April 30, 2011	949,900,000	$949,900	$(933,400)	$-		$(44,384)	$(27,884)
Net loss for the year ended April 30, 2012						(42,187)	(42,187)
Balance, April 30, 2012	949,900,000	$949,900	$(933,400)	$-		$(86,571)	$(70,071)
Redemption of common stock on November 3, 2012, for $10	(879,980,000)	(879,980)	879,970				(10)

Net loss for the year ended April 30, 2013						(23,399)	(23,399)
Balance, April 30, 2013	69,920,000	$69,920	$(53,430)	$-		$(109,970)	$(93,480)
Net loss for the period ended October 31, 2013						(30,820)	(30,820)
Balance, October 31, 2013	69,920,000	$69,920	$(53,430)	$-		$(140,790)	$(124,300)
The accompanying notes are an integral part of these condensed financial statements

6

VACATION HOME SWAP, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months ended	Six months ended	31-Mar-09
			(inception date) to
	31-Oct-13	30-Oct-12	31-Oct-13

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,820)	$(8,100)	$(140,790)
Adjustment to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	$20,820	$8,100	$78,565

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,000)	$-	$(62,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	16,500
Payment of common stock buy back	-	-	(10)
Loan from related party	10,000	-	45,735
NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,000	$-	$62,225

NET INCREASE (DECREASE) IN CASH	$-	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-	$-
CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

7

VACATION HOME SWAP, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements.  The results of operations for the periods ended October 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

8

VACATION HOME SWAP, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2013

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

The Company has a total of 69,920,000 shares issued and outstanding at October 31, 2013.

NOTE 4 - LOANS FROM RELATED PARTIES
The Company has received $45,735 as a loan from related parties as of October 31, 2013. The loan is repayable on demand and without interest.

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

On April 19, 2013, Vacation  Home Swap,  Inc., a Nevada  corporation  (the "Company")  entered into a Share Exchange  Agreement (the "Exchange  Agreement") with  Boost My Ads,  Inc.,  a company  organized  under the laws of the  British Virgin   Islands   ("Boost")   and  the   shareholders   of  Boost  (the  "Boost Shareholders").  On June 30, 2013, the Share Exchange Agreement (the “Exchange Agreement”) between Vacation Home Swap, Inc., a Nevada corporation (the “Company”), Boost My Ads, Inc., a company organized under the laws of the British Virgin Islands (“Boost”) and the shareholders of Boost (the “Boost Shareholders”) was terminated pursuant to Section 6.01 (c) of the Exchange Agreement, which stated that the Exchange Agreement shall be terminated without penalty if the voluntary share exchange was not consummated on or before October 31, 2013. There were no material relationships between the Company or its affiliates and Boost or the Boost Shareholders, other than in respect of the Exchange Agreement.

Vacation Home Swap intends to enter into an Internet-based vacation home swapping company. The company plans to have a website where people can exchange homes for their holidays and travels.

As of the fiscal quarter ended October 31, 2013 we had no cash in the bank. We incurred operating expenses in the amount of $10,250 in the three month period ended October 31, 2013 as compared to $3,950 at three month period ended October 31, 2012. Since inception we have incurred operating expenses of $140,800.

The net decrease in cash provided by operating activities during the quarter ended October 31, 2013 was $10,000 compared to none for the quarter ended October 31, 2012.

The cash provided by financing activities during the quarter ended October 31, 2013 was $10,000   compared to none for the quarter ended October 31, 2012.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2013 we had no cash. We incurred operating expenses in the amount of $10,250 in the quarter ended October 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30, 2013, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.

BY:      /s/ Donald MacDow

 ----------------------

Donald MacDow

President, Secretary, Treasurer, Principal Executive Officer,

Principal Financial Officer

BY:      /s/ Henry McGrath

 ----------------------

Henry McGrath

Director

Dated:  December 20, 2013