Form 10-Q
period 2014-01-31
Vacation Home Swap, Inc.
filed 2014-03-24
CIK 1466629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: January 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ____________

                       Commission file number: 333-160311


                            VACATION HOME SWAP, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                26-4682636
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

112 North Curry Street, Carson City, NV                            89703
(Address of principal executive offices)                         (Zip Code)

                              Phone (775) 321-8201
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as March 24, 2014 was 69,920,000 shares of common stock, $0.001 par value, issued and outstanding.

                            VACATION HOME SWAP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1  Condensed Financial Statements (Unaudited)                           3

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

Item 3  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4  Controls and Procedures                                             13

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                   15

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3  Defaults Upon Senior Securities                                     15

Item 4  Mine Safety Disclosures                                             15

Item 5  Other Information                                                   15

Item 6  Exhibits                                                            15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                            VACATION HOME SWAP, INC.
                          (A Development Stage Company)
                         CONDENSED FINANCIAL STATEMENTS
                                January 31, 2014
                                    Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO CONDENSED FINANCIAL STATEMENTS

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                     January 31, 2014      April 30, 2013
                                                                     ----------------      --------------
                                                                        (Unaudited)
ASSETS

      Total Assets                                                      $       --           $       --
                                                                        ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $   76,315           $   57,745
  Loan from related party                                                   54,735               35,735
                                                                        ----------           ----------

      Total Current Liabilities                                            131,050               93,480
                                                                        ----------           ----------
STOCKHOLDERS' DEFICIT:
  Common stock at $0.001 par value: 200,000,000 shares authorized,
   69,920,000 shares issued and outstanding                                 69,920               69,920
  Additional paid-in capital                                               (53,430)             (53,430)
  Deficit accumulated during the development stage                        (147,540)            (109,970)
                                                                        ----------           ----------

      Total Stockholders' Deficit                                         (131,050)             (93,480)
                                                                        ----------           ----------

      Total Liabilities and Stockholders' Deficit                       $       --           $       --
                                                                        ==========           ==========


               See accompanying notes to the financial statements.

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                               Three Months           Three Months
                                                  Ended                  Ended
                                             January 31, 2014       January 31, 2013
                                             ----------------       ----------------
                                               (Unaudited)            (Unaudited)
NET REVENUES                                   $         --           $         --

OPERATING EXPENSES:
  Professional fees                                      --                  3,500
  General and administrative expenses                 6,750                  4,849
                                               ------------           ------------
      Total operating expenses                        6,750                  8,349
                                               ------------           ------------

LOSS FROM OPERATIONS                                 (6,750)                (8,349)

OTHER (INCOME) EXPENSE:
  Debt forgiveness                                       --                     --
                                               ------------           ------------
      Total other (income) expense                       --                     --
                                               ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                     (6,750)                (8,349)

INCOME TAX PROVISION                                     --                     --
                                               ------------           ------------

NET LOSS                                       $     (6,750)          $     (8,349)
                                               ============           ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                           $      (0.00)          $      (0.00)
                                               ============           ============
Weighted common shares outstanding
 - basic and diluted                             69,920,000             89,260,220
                                               ============           ============


               See accompanying notes to the financial statements

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                                                          For the Period from
                                               Nine Months            Nine Months            March 31, 2009
                                                  Ended                  Ended            (inception) through
                                             January 31, 2014       January 31, 2013       January 31, 2014
                                             ----------------       ----------------       ----------------
                                                (Unaudited)            (Unaudited)            (Unaudited)
NET REVENUES                                   $         --           $         --           $         --

OPERATING EXPENSES:
  Professional fees                                   7,000                 10,500                 81,209
  General and administrative expenses                30,570                  5,949                 66,342
                                               ------------           ------------           ------------
      Total operating expenses                       37,570                 16,449                147,551
                                               ------------           ------------           ------------

LOSS FROM OPERATIONS                                (37,570)               (16,449)              (147,551)

OTHER INCOME (EXPENSE):
  Exchangeg Gain (loss)                                  --                     --                     11
                                               ------------           ------------           ------------
      Total other income (expense)                       --                     --                     11
                                               ------------           ------------           ------------

 INCOME (LOSS) BEFORE INCOME TAX PROVISION          (37,570)               (16,449)              (147,540)

INCOME TAX PROVISION                                     --                     --                     --
                                               ------------           ------------           ------------

NET LOSS                                       $    (37,570)          $    (16,449)          $   (147,540)
                                               ============           ============           ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED:                          $      (0.00)          $      (0.00)
                                               ============           ============
Weighted common shares outstanding
 - basic and diluted                             69,920,000            665,106,473
                                               ============           ============


               See accompanying notes to the financial statements

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
     For the Period from March 31, 2009 (Inception) Through January 31, 2014
                                   (Unaudited)

                                             Common Stock,                                       Deficit
                                            $0.001 Par Value                                   Accumulated         Total
                                         ----------------------   Additional      Share         during the     Stockholders'
                                         Number of                  paid-in    Subscription    Development        Equity
                                          Shares         Amount     Capital     Receivable        Stage          (Deficit)
                                          ------         ------     -------     ----------        -----          ---------
Balance, March 31, 2009 (inception)             --     $      --   $      --     $     --       $      --        $      --

Shares issued for cash at $0.001
 per share on April 30, 2009           920,000,000       920,000    (910,000)     (10,000)             --               --
Net loss                                        --            --          --           --          (1,200)          (1,200)
                                      ------------     ---------   ---------     --------       ---------        ---------
Balance, April 30, 2009                920,000,000       920,000    (910,000)     (10,000)         (1,200)          (1,200)

Subscription receivable on
 October 8, 2009                                --            --          --       10,000              --           10,000
Net loss                                   (23,152)      (23,152)
                                      ------------     ---------   ---------     --------       ---------        ---------
Balance, April 30, 2010                920,000,000       920,000    (910,000)          --         (24,352)         (14,352)

Shares issued for cash at $0.02
 per share during June/July 2010        29,900,000        29,900     (23,400)          --              --            6,500
Net loss                                        --            --          --           --         (20,032)         (20,032)
                                      ------------     ---------   ---------     --------       ---------        ---------
Balance, April 30, 2011                949,900,000       949,900    (933,400)          --         (44,384)         (27,884)

Net loss                                        --            --          --           --         (42,187)         (42,187)
                                      ------------     ---------   ---------     --------       ---------        ---------
Balance, April 30, 2012                949,900,000       949,900    (933,400)          --         (86,571)         (70,071)

Redemption of common stock on
 November 3, 2012, for $10            (879,980,000)     (879,980)    879,970           --              --              (10)
Net loss                                        --            --          --           --         (23,399)         (23,399)
                                      ------------     ---------   ---------     --------       ---------        ---------
Balance, April 30, 2013                 69,920,000        69,920     (53,430)          --        (109,970)         (93,480)

Net loss                                        --            --          --           --         (37,570)         (37,570)
                                      ------------     ---------   ---------     --------       ---------        ---------

Balance, January 31, 2014               69,920,000     $  69,920   $ (53,430)    $     --       $(147,540)       $(131,050)
                                      ============     =========   =========     ========       =========        =========


               See accompanying notes to the financial statements.

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                               For the Period from
                                                     Nine Months            Nine Months           March 31, 2009
                                                        Ended                  Ended           (inception) through
                                                   January 31, 2014       January 31, 2013       January 31, 2014
                                                   ----------------       ----------------       ----------------
                                                      (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (37,570)            $  (16,449)            $ (147,540)
  Adjustments to reconcile net loss to net
   cash used in operating activities

  Changes in operating assets and liabilities:
    Accrued expenses                                      18,570                 16,449                 76,315
                                                      ----------             ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                    (19,000)                    --                (71,225)
                                                      ----------             ----------             ----------

NET CASH USED IN INVESTING ACTIVITIES                         --                     --                     --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) related party           19,000                     10                 54,735
  Payment of common stock buyback                             --                     --                    (10)
  Proceeds from sale of common stock                         (10)                16,500
                                                      ----------             ----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 19,000                     --                 71,225
                                                      ----------             ----------             ----------

NET CHANGE IN CASH                                            --                     --                     --

Cash at beginning of period                                   --                     --                     --
                                                      ----------             ----------             ----------

Cash at end of period                                 $       --             $       --             $       --
                                                      ==========             ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                       $       --             $       --             $       --
                                                      ==========             ==========             ==========
  Income tax paid                                     $       --             $       --             $       --
                                                      ==========             ==========             ==========


               See accompanying notes to the financial statements.

                            Vacation Home Swap, Inc.
                          (A Development Stage Company)
              Notes to the Condensed Unaudited Financial Statements
                                January 31, 2014


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 audited financial statements. The results of operations for the periods ended January 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CAPITAL STOCK

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

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

The Company has a total of 69,920,000 shares issued and outstanding at January 31, 2014.

NOTE 4 - LOANS FROM RELATED PARTIES

As of January 31, 2014. the Company received total $54,735 as a loan from related parties. The loan is repayable on demand and without interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On April 19, 2013, Vacation Home Swap, Inc., a Nevada corporation (the "Company") entered into a Share Exchange Agreement (the "Exchange Agreement") with Boost My Ads, Inc., a company organized under the laws of the British Virgin Islands ("Boost") and the shareholders of Boost (the "Boost Shareholders"). On June 30, 2013, the Share Exchange Agreement (the "Exchange Agreement") between Vacation Home Swap, Inc., a Nevada corporation (the " Company"), Boost My Ads, Inc., a company organized under the laws of the British Virgin Islands ("Boost") and the shareholders of Boost (the "Boost Shareholders") was terminated pursuant to Section 6.01 (c) of the Exchange Agreement, which stated that the Exchange Agreement shall be terminated without penalty if the voluntary share exchange was not consummated on or before January 31, 2014. There were no material relationships between the Company or its affiliates and Boost or the Boost Shareholders, other than in respect of the Exchange Agreement.

     Vacation Home Swap intends to enter into an Internet-based vacation home swapping company. The company plans to have a website where people can exchange homes for their holidays and travels.

     As of the fiscal quarter ended January 31, 2014 we had no cash in the bank. We incurred operating expenses in the amount of $6,750 in the three month period ended January 31, 2014 as compared to $8,349 at three month period ended January 31, 2013.

     We incurred operating expenses in the amount of $37,750 in the nine month period ended January 31, 2014 as compared to $16,449 for the nine month period ended January 31, 2013.

     Since inception we have incurred operating expenses of $147,551.

     The cash used in operating activities during the nine months ended January 31, 2014 was $19,000 compared to none for the quarter ended January 31, 2013.

     The cash provided by financing activities during the nine months ended January 31, 2014 was $19,000 compared to none for the nine months ended January 31, 2013.

PLAN OF OPERATION

     The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended January 31, 2014 we had no cash. We incurred operating expenses in the amount of $6,750 in the quarter ended January 31, 2014. These operating expenses were comprised of office and general expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Annual Report on Form 10-K for the year ended April 30, 2013, the Company ' s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

     The material weaknesses in our disclosure control procedures are as follows:

     1 . LACK OF FORMAL POLICIES AND PROCEDURES NECESSARY TO ADEQUATELY REVIEW SIGNIFICANT ACCOUNTING TRANSACTIONS. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

     2 . AUDIT COMMITTEE AND FINANCIAL EXPERT . The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

     We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

     * Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company ' s corporate legal counsel.

     * Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     As reported in our Annual Report on Form 10-K for the year ended April 30, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company ' s internal controls over financial reporting were not effective as of April 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

     There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. "

                           PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. MINE SAFETY DISCLOSURES

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit No.                    Document Description
-----------                    --------------------

3.1          Articles of Incorporation [1]
3.2          By-Laws [1]
31.1         Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive
             Officer
31.2         Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial
             Officer *
32.1         Section 1350 Certification of Chief Executive Officer
32.2         Section 1350 Certification of Chief Financial Officer **
101.INS      XBRL Instance Document ***
101.SCH      XBRL Taxonomy Extension Schema ***
101.CAL      XBRL Taxonomy Extension Calculation Linkbase ***
101.DEF      XBRL Taxonomy Extension Definition Linkbase ***
101.LAB      XBRL Taxonomy Extension Label Linkbase ***
101.PRE      XBRL Taxonomy Extension Presentation Linkbase ***

----------
[1] Incorporated by reference from the Company ' s filing with the Commission on June 29, 2009.
*    Included in Exhibit 31.1
**   Included in Exhibit 32.1
*** Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vacation Home Swap, Inc.


BY: /s/ Donald MacDow
   ----------------------------------------
   Donald MacDow
   President, Secretary, Treasurer,
   Principal Executive Officer,
   Principal Financial Officer


BY: /s/ Henry McGrath
   ----------------------------------------
   Henry McGrath
   Director

                                                           Dated: March 24, 2014